Form 10-Q
period 1996-03-31
PARTNERS PREFERRED YIELD III INC
filed 1996-05-13
CIK 870871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  ---------------

Commission File Number 1-10925

                       PARTNERS PREFERRED YIELD III, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                             95-4325983
- - -------------------------------                         -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

       701 Western Ave.
       Glendale, California                                        91201-2349
- - ---------------------------------------                   ---------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
                                                                --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       --    ----

The number of shares outstanding of the Company's classes of common stock as of March 31, 1996:

               1,314,384 shares of $.01 par value Series A shares
                168,709 shares of $.01 par value Series B shares
                 99,241 shares of $.01 par value Series C shares
                 65,354 shares of $.01 par value Series D shares
                 -----------------------------------------------

                                      INDEX



                                                                  Page
                                                                  ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at March 31, 1996
    and December 31, 1995                                            2

  Condensed Statements of Income for the three
    months ended March 31, 1996 and 1995                             3

  Condensed Statement of Shareholders' Equity for the
    three months ended March 31, 1996                                4

  Condensed Statements of Cash Flows for the
    three months ended March 31, 1996 and 1995                       5

  Notes to Condensed Financial Statements                          6-7

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                 8-10

PART II.  OTHER INFORMATION                                         11

                       PARTNERS PREFERRED YIELD III, INC.
                            CONDENSED BALANCE SHEETS



                                                                                    March 31,          December 31,
                                                                                      1996                  1995
                                                                                --------------        -------------
                                                                                 (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                        $     789,000         $    775,000
Marketable securities of affiliate
   at market value (cost of $173,000)                                                  238,000              222,000
Rent and other receivables                                                              27,000               28,000
Other assets                                                                           159,000              225,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     19,108,000           19,091,000
      Land                                                                           4,870,000            4,870,000
                                                                                --------------        -------------
                                                                                    23,978,000           23,961,000

      Less accumulated depreciation                                                 (5,107,000)          (4,888,000)
                                                                                --------------        -------------
                                                                                    18,871,000           19,073,000
                                                                                --------------        -------------

           Total assets                                                           $ 20,084,000          $20,323,000
                                                                                  ============          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                $      536,000         $    565,000
Dividends payable                                                                      504,000              611,000
Advance payments from renters                                                          175,000              162,000

Shareholders' equity:
      Series A common, $.01 par value,
           1,851,696 shares authorized,
           1,314,384 shares issued and
           outstanding (1,333,584 shares
           issued and outstanding in 1995)                                              13,000               13,000
      Convertible Series B common,
           $.01 par value, 168,709 shares
           authorized, issued and outstanding                                            2,000                2,000
      Convertible Series C common,
           $.01 par value, 99,241 shares
           authorized, issued and outstanding                                            1,000                1,000
      Series D common, $.01 par value
           65,354 shares authorized, issued
           and outstanding                                                               1,000                1,000


      Paid-in-capital                                                               24,883,000           25,012,000
      Cumulative income                                                              8,890,000            8,389,000
      Unrealized gain in marketable securities                                          65,000               49,000
      Cumulative distributions                                                     (14,986,000)         (14,482,000)
                                                                                   ------------        -------------

      Total shareholders' equity                                                    18,869,000           18,985,000
                                                                                  ------------         ------------

Total liabilities and shareholders' equity                                         $20,084,000         $ 20,323,000
                                                                                   ===========         ============

                             See accompanying notes.
                                        2

                       PARTNERS PREFERRED YIELD III, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                 ----------------------------------
                                                                                    1996                 1995
                                                                                 -------------      ---------------

REVENUES:

Rental income                                                                       $1,260,000           $1,187,000
Interest and other income
    (including $3,000 of dividends from marketable
    securities of affiliate in both 1996 and 1995)                                       9,000                3,000
                                                                                 -------------      ---------------

                                                                                     1,269,000            1,190,000
                                                                                   -----------         ------------


COSTS AND EXPENSES:

Cost of operations                                                                     452,000              396,000
Management fees paid to an affiliate                                                    66,000               72,000
Depreciation                                                                           219,000              214,000
Administrative                                                                          31,000               36,000
                                                                                --------------        -------------

                                                                                       768,000              718,000
                                                                                --------------        -------------

NET INCOME                                                                      $      501,000         $    472,000
                                                                                ==============         ============


Primary earnings per share - Series A                                                    $0.34                $0.31
                                                                                         =====                =====
Fully diluted earnings per share - Series A                                              $0.32                $0.29
                                                                                         =====                =====

Dividends declared per share:
   Series A                                                                              $0.34                $0.34
                                                                                         =====                =====
   Series B                                                                              $0.34               $0.34
                                                                                         =====               =====

Weighted average Common shares outstanding:
   Primary - Series A                                                                1,316,217            1,332,784
                                                                                     =========            =========
   Fully diluted - Series A                                                          1,584,167            1,600,734
                                                                                     =========            =========



                             See accompanying notes.

                       Partners Preferred Yield III, Inc.
                   Condensed Statement of Shareholders' Equity
                                    (Unaudited)



                                                         Convertible           Convertible           Convertible
                                   Series A               Series B              Series C              Series D
                               Shares      Amount     Shares      Amount    Shares      Amount     Shares   Amount
                              ---------   -------     -------     ------    ------      ------     ------   ------

Balances at                   1,321,984   $13,000     168,709     $2,000    99,241     $1,000      65,354   $1,000
  December 31, 1995
Net income                        -          -           -          -           -          -           -        -
Repurchase of shares            (7,600)      -           -          -           -          -           -        -
Unrealized gain in                -          -           -          -           -          -           -        -
marketable securities
Cash distributions
declared:
 $.34 per share - Series A        -          -           -          -           -          -           -        -
 $.34 per share - Series B        -          -           -          -           -          -           -        -
                              ---------   -------     -------     ------    ------      ------     ------   ------

Balances at March 31, 1996    1,314,384   $13,000     168,709     $2,000    99,241      $1,000     65,354   $1,000
                              =========   =======     =======     ======    ======      ======     ======   ======


                                                                     Unrealized
                                             Cumulative                  gain in
                                  Paid-in        Net       Cumulative    marketable   Shareholders'
                                  Capital      Income     Distributions  securities     Equity
                                 -----------  ----------   ------------   -------    -----------

Balances at                     $25,012,000 $8,389,000  ($14,482,000)    $49,000    $18,985,000
  December 31, 1995
Net income                            -        501,000          -            -          501,000
Repurchase of shares               (129,000)      -             -            -         (129,000)
Unrealized gain in                    -           -             -         16,000         16,000
marketable securities
Cash distributions
declared:
 $.34 per share - Series A            -           -            (447,000)     -         (447,000)
 $.34 per share - Series B            -           -             (57,000)     -          (57,000)
                                 -----------  ----------   ------------   -------    -----------

Balances at March 31, 1996       $24,883,000  $8,890,000   ($14,986,000)  $65,000    $18,869,000
                                 ===========  ==========   ============   =======    ===========



                             See accompanying notes.

                       PARTNERS PREFERRED YIELD III, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ------------------------------------
                                                                                    1996                 1995
                                                                                --------------      ----------------

Cash flows from operating activities:
      Net income                                                                   $   501,000         $    472,000

      Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                                   219,000              214,000
        Decrease (increase) in rent and other receivables                                1,000               (3,000)
        Amortization of prepaid management fees                                         66,000              -
        Decrease in accounts payable                                                   (29,000)             (24,000)
        Increase (decrease) in advance payments from renters                            13,000               (1,000)
                                                                                --------------      ----------------

           Total adjustments                                                           270,000              186,000
                                                                                --------------      ----------------

           Net cash provided by operating activities                                   771,000              658,000
                                                                                --------------      ----------------

Cash flows from investing activities:

      Additions to real estate facilities                                              (17,000)             -
                                                                                --------------      ----------------

           Net cash used in investing activities                                       (17,000)             -
                                                                                --------------      ----------------

Cash flows from financing activities:

      Distributions paid to shareholders                                              (611,000)            (708,000)
      Purchase of Company Series A common stock                                       (129,000)             (11,000)
                                                                                ---------------       --------------

           Net cash used in financing activities                                      (740,000)            (719,000)
                                                                                --------------      ----------------

Net increase (decrease) in cash and cash equivalents                                    14,000              (61,000)

Cash and cash equivalents at the beginning of the period                               775,000              579,000
                                                                                --------------      ----------------

Cash and cash equivalents at the end of the period                               $     789,000          $   518,000
                                                                                 =============          ===========

Supplemental schedule of non-cash investing and financing activities:


      Increase in fair value of marketable securities                               $  (16,000)          $  (40,000)
                                                                                 =============          ===========

      Unrealized gain on marketable securities                                     $   16,000           $   40,000
                                                                                 =============          ===========

                             See accompanying notes.

                       PARTNERS PREFERRED YIELD III, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $176,000. The Company expensed $66,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $110,000, is included in other assets in the Balance Sheet at March 31, 1996.

5. In February 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $1,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's Prime Rate (8.50% at March 31, 1996) or the bank's Libor Rate plus 2.25% (7.75% at March 31, 1996). Interest is payable monthly and on January 31, 1999, all unpaid principal and accrued interest is due and payable. As of March 31, 1996, the Company was in compliance with the covenants of the credit facility.

                       PARTNERS PREFERRED YIELD III, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
- - ----------------------

     The Company's net income for the three months ended March 31, 1996 was $501,000 compared to $472,000 for the three months ended March 31, 1995, representing an increase of $29,000 or 6%. This increase is primarily a result of an increase in property net operating income (rental revenue less cost of operations, management fees paid to an affiliate and depreciation expense).

     Rental income for the three months ended March 31, 1996 and 1995 was $1,260,000 and $1,187,000, respectively, representing an increase of $73,000 or 6%. This increase was primarily due to increased rental rates at seven of the eight mini-warehouse facilities owned by the Company. The Company's two Illinois properties contributed approximately $32,000 of the increase in rental revenues.

     The Company's mini-warehouse operations had weighted average occupancy levels of 92.2% and 92.3% for the three month periods ended March 31, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) increased $55,000 or 8% to $737,000 from $682,000 for the three months ended March 31, 1996 and 1995, respectively. This increase is mainly attributable to an increase in property taxes at the Company's Illinois properties due to a reassessment caused by increased revenues.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Company expensed $66,000 of prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statement of income. As a result of the prepayment, the Company saved approximately $10,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

LIQUIDITY AND CAPITAL RESOURCES.
- - --------------------------------

     Cash flows from operating activities ($771,000 for the three months ended March 31, 1996) and cash reserves were sufficient to meet all current obligations of the Company including a regular distribution of $.34 per Series A common share ($504,000 in aggregate for the three months ended March 31, 1996).

     In February 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $1,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's Prime Rate (8.50% at March 31, 1996) or the bank's Libor Rate plus 2.25% (7.75% at March 31, 1996). Interest is payable monthly and on January 31, 1999, all unpaid principal and accrued interest is due and payable. As of March 31, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 250,000 shares of Series A common stock. The Company has repurchased 204,000 shares of Series A common stock, of which 7,600 shares were purchased in the first quarter of 1996.

     The bylaws of the Company provide that, during 1999, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

     In February 1994, the Company purchased 11,700 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $173,000. The market value of these securities at March 31, 1996 was $209,000. The Company recognized $3,000 in dividends for the three months ended March 31, 1996 and included this amount in other income on the condensed statements of Income.

     The Company has elected and intends to continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. The Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of the Company's tax return. The primary difference between book income and taxable income is depreciation expense. In 1995, the Company's federal tax depreciation was $494,000.

SUPPLEMENTAL INFORMATION.
- - -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the three months ended March 31, 1996 and 1995 was $720,000 and $686,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           A)  EXHIBITS:  The following exhibit is included herein:

               (27) Financial Data Schedule

           B)  REPORTS ON 8-K

               None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATED: May 13, 1996

                              PARTNERS PREFERRED YIELD III, INC.



                              BY:    /s/ Ronald L. Havner, Jr.
                                     --------------------------
                                     Ronald L. Havner, Jr.
                                     Vice President and
                                     Chief Financial Officer