Form 10-Q
period 1996-06-30
PARTNERS PREFERRED YIELD III INC
filed 1996-08-13
CIK 870871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------   --------------------

Commission File Number 1-10925
                       -------

                       PARTNERS PREFERRED YIELD III, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                             95-4325983
- -------------------------------                         -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

       701 Western Avenue
       Glendale, California                                        91201-2349
- -------------------------------                         -----------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
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

                                    Yes X No
                                       --   --

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

              1,314,384 shares of $.01 par value Series A shares
                168,709 shares of $.01 par value Series B shares
                 99,241 shares of $.01 par value Series C shares
                 65,354 shares of $.01 par value Series D shares
                 -----------------------------------------------

                                      INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

   Condensed Balance Sheets at June 30, 1996
     and December 31, 1995                                                     2

   Condensed Statements of Income for the three
     and six months ended June 30, 1996 and 1995                               3

   Condensed Statement of Shareholders' Equity for the
     six months ended June 30, 1996                                            4

   Condensed Statements of Cash Flows for the
     six months ended June 30, 1996 and 1995                                   5

   Notes to Condensed Financial Statements                                     6

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                           7-8


PART II.  OTHER INFORMATION                                                    9

                       PARTNERS PREFERRED YIELD III, INC.
                            CONDENSED BALANCE SHEETS
                                                                                     June 30,              December 31,
                                                                                       1996                    1995
                                                                                 -------------             -------------
                                                                                   (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                         $  1,174,000              $  775,000
Marketable securities of affiliate
   at market value (cost of $173,000)                                                  241,000                 222,000
Rent and other receivables                                                              30,000                  28,000
Other assets                                                                            99,000                 225,000

Real estate facilities at cost:
     Building, land improvements and equipment                                      19,146,000              19,091,000
     Land                                                                            4,870,000               4,870,000
                                                                                 -------------           -------------
                                                                                    24,016,000              23,961,000

     Less accumulated depreciation                                                  (5,328,000)             (4,888,000)
                                                                                 -------------           -------------
                                                                                    18,688,000              19,073,000
                                                                                 -------------           -------------

Total assets                                                                       $20,232,000             $20,323,000
                                                                                 -------------           -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                   $   529,000             $   565,000
Dividends payable                                                                      504,000                 611,000
Advance payments from renters                                                          172,000                 162,000

Shareholders' equity:
     Series A common, $.01 par value,
         1,851,696 shares authorized,
         1,314,384 shares issued and
         outstanding (1,321,984 shares
         issued and outstanding in 1995)                                                13,000                  13,000
     Convertible Series B common, $01 par
         value, 168,709 shares authorized,
         issued and outstanding                                                          2,000                   2,000
     Convertible Series C common, $.01 par
         value, 99,241 shares authorized,
         issued and outstanding                                                          1,000                   1,000
     Series D common, $.01 par value,
         65,354 shares authorized, issued
         and outstanding                                                                 1,000                   1,000

     Paid-in-capital                                                                24,883,000              25,012,000
     Cumulative income                                                               9,549,000               8,389,000
     Unrealized gain in marketable securities                                           68,000                  49,000
     Cumulative distributions                                                      (15,490,000)            (14,482,000)
                                                                                 -------------           -------------

     Total shareholders' equity                                                     19,027,000              18,985,000
                                                                                 -------------           -------------

Total liabilities and shareholders' equity                                         $20,232,000             $20,323,000
                                                                                 -------------           -------------

                             See accompanying notes.

                       PARTNERS PREFERRED YIELD III, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                                --------------------------------          -------------------------------
                                                  1996                  1995                 1996                 1995
                                                -----------          -----------          -----------           ----------
REVENUES:                                                             (Restated)                                (Restated)


Rental income                                    $1,305,000           $1,234,000           $2,565,000           $2,421,000
Dividends from marketable securities
   of affiliate                                       3,000                3,000                6,000                6,000
Interest income                                       8,000                5,000               14,000                5,000
                                              -------------        -------------         -------------       -------------
                                                  1,316,000            1,242,000            2,585,000            2,432,000
                                              -------------        -------------         -------------       -------------


COSTS AND EXPENSES:

Cost of operations                                  345,000              398,000              797,000              794,000
Management fees
   paid to an affiliate                              66,000               74,000              132,000              146,000
Depreciation                                        221,000              214,000              440,000              428,000
Administrative                                       25,000               26,000               56,000               62,000
                                              -------------        -------------         -------------       -------------
                                                    657,000              712,000            1,425,000            1,430,000
                                              -------------        -------------         -------------       -------------


NET INCOME                                      $   659,000          $   530,000           $1,160,000           $1,002,000
                                              =============        =============         =============       =============


Earnings per share:

   Primary - Series A                                $0.45                $0.35                $0.79                $0.66
                                              =============        =============         =============       =============
   Fully diluted - Series A                          $0.41                $0.33                $0.73                $0.62
                                              =============        =============         =============       =============


Dividends declared per share:

   Series A                                          $0.34                $0.34                $0.68                $0.68
                                              =============        =============         =============       =============
   Series B                                          $0.34                $0.34                $0.68                $0.68
                                              =============        =============         =============       =============



Weighted average common shares outstanding:

   Primary - Series A                             1,314,384            1,332,784            1,315,301            1,332,784
                                              =============        =============         =============       =============
   Fully diluted - Series A                       1,582,334            1,600,734            1,583,251            1,600,734
                                              =============        =============         =============       =============

                             See accompanying notes.

                       Partners Preferred Yield III, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                                       Convertible            Convertible
                                 Series A               Series B               Series C               Series D
                            Shares      Amount     Shares      Amount     Shares      Amount      Shares     Amount
                            ------      ------     ------      ------     ------      ------      ------     ------

Balances at
  December 31, 1995        1,321,984   $13,000     168,709     $2,000      99,241     $1,000      65,354      $1,000

Net income                        -          -           -          -           -          -           -           -
Repurchase of shares         (7,600)         -           -          -           -          -           -           -

Unrealized gain in
marketable securities             -          -           -          -           -          -           -           -

Cash distributions
declared:
 $.68 per share - Series A        -          -           -          -           -          -           -           -
 $.68 per share - Series B        -          -           -          -           -          -           -           -
                           ---------   -------     -------     ------      ------     ------      --------   --------

Balances at June 30, 1996  1,314,384   $13,000     168,709     $2,000      99,241     $1,000       65,354     $1,000
                           =========   =======     =======     ======      ======     ======      ========    =======

                       Partners Preferred Yield III, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                     Unrealized
                                          Cumulative                  gain in       Total
                               Paid-in       Net      Cumulative     marketable  Shareholders'
                               Capital      Income    Distributions  securities    Equity
                               -------      ------    -------------  ----------    ------

Balances at
  December 31, 1995         $25,012,000   $8,389,000  ($14,482,000)  $49,000   $18,985,000

Net income                        -        1,160,000         -          -        1,160,000
Repurchase of shares           (129,000)      -              -          -         (129,000)

Unrealized gain in
marketable securities             -           -              -        19,000        19,000

Cash distributions
declared:
 $.68 per share - Series A        -           -           (894,000)      -        (894,000)
 $.68 per share - Series B        -           -           (114,000)      -        (114,000)
                            -----------   -----------  ------------  -------   -----------

 Balances at June 30, 1996   $24,883,000   $9,549,000  ($15,490,000)  $68,000   $19,027,000
                            ===========   ===========  ============  =======   ===========

                             See accompanying notes.

                       PARTNERS PREFERRED YIELD III, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                              ------------------------------------
                                                                                   1996                   1995
                                                                              --------------        --------------

Cash flows from operating activities:


     Net income                                                                 $  1,160,000          $ 1,002,000


     Adjustments to  reconcile  net
         income to net cash  provided
         by  operating activities:

         Depreciation                                                                440,000              428,000
         Increase in rent and other receivables                                       (2,000)              (9,000)
         Amortization of prepaid management fees                                     132,000                    -
         Increase in other assets                                                     (6,000)                   -
         (Decrease) increase in accounts payable                                     (36,000)              40,000
         Increase (decrease) in advance payments from renters                         10,000               (3,000)
                                                                              --------------        --------------
              Total adjustments                                                      538,000              456,000
                                                                              --------------        --------------

              Net cash provided by operating activities                            1,698,000            1,458,000
                                                                              --------------        --------------


Cash flows from investing activities:

     Additions to real estate facilities                                             (55,000)              (3,000)
                                                                              --------------        --------------

              Net cash used in investing activities                                  (55,000)              (3,000)
                                                                              --------------        --------------

Cash flows from financing activities:

     Distributions paid to shareholders                                           (1,115,000)          (1,218,000)
     Purchase of Company Series A common stock                                      (129,000)             (11,000)
                                                                              --------------        --------------

              Net cash used in financing activities                               (1,244,000)          (1,229,000)
                                                                              --------------        --------------


Net increase in cash
   and cash equivalents                                                              399,000              226,000

Cash and cash equivalents at
   the beginning of the period                                                       775,000              579,000
                                                                              --------------        --------------

Cash and cash equivalents at
   the end of the period                                                         $ 1,174,000          $   805,000
                                                                              ==============        ==============


Supplemental schedule of non-cash
  investing and financing activities:

     Increase in fair value of marketable securities                              $  (19,000)          $  (23,000)
                                                                              ==============        ==============

     Unrealized gain on marketable securities                                     $   19,000           $   23,000
                                                                              ==============        ==============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been restated in order to conform to current year presentation.

5. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $176,000. The Company expensed $132,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $44,000, is included in other assets in the Balance Sheet at June 30, 1996.

6. In February 1994, the Company purchased 11,700 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $173,000. The market value of these securities at June 30, 1996 was $241,000. The Company recognized $3,000 and $6,000 in dividends for the three and six months ended June 30, 1996, respectively.

7. In February 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $1,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's Prime Rate or the bank's LIBOR Rate plus 2.25%. Interest is payable monthly and on January 31, 1999, all unpaid principal and accrued interest is due and payable. At June 30, 1996, there was no outstanding balance on the credit facility. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

                       PARTNERS PREFERRED YIELD III, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.


Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $1,160,000 and $1,002,000, respectively, representing an increase of $158,000 or 16%. Net income for the three months ended June 30, 1996 and 1995 was $659,000 and $530,000, respectively, representing an increase of $129,000 or 24%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliate and depreciation expense).

     Rental income for the six months ended June 30, 1996 and 1995 was $2,565,000 and $2,421,000, respectively, representing an increase of $144,000 or 6%. Rental income for the three months ended June 30, 1996 and 1995 was $1,305,000 and $1,234,000, respectively, representing an increase of $71,000 or 6%. These increases are primarily attributable to increased rental rates at all of the Company's properties.

     The Company's mini-warehouse operations had weighted average occupancy levels of 93% for both the six month periods ended June 30, 1996 and 1995.

     Cost of operations (including management fees paid to affiliate and depreciation expense) for the six months ended June 30, 1996 and 1995 was stable. Cost of operations for the three months ended June 30, 1996 and 1995 was $632,000 and $686,000, respectively, representing a decrease of $54,000 or 8%. This decrease is primarily attributable to a decrease in property tax expense primarily due to a one-time tax refund of $65,000 received with respect to the Company's Hillside, New Jersey property during the second quarter of 1996.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $132,000 of prepaid management fees. The amount is shown as management fees paid to an affiliate in the condensed statement of income. As a result of the prepayment, the Company saved approximately $22,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.


Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($1,698,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In February 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $1,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's Prime Rate or the bank's LIBOR Rate plus 2.25%. Interest is payable monthly and on January 31, 1999, all unpaid principal and accrued interest is due and payable. At June 30, 1996, there was no outstanding balance on the credit facility. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 250,000 shares of Series A common stock. As of June 30, 1996, the Company had repurchased 204,000 shares of Series A common stock, of which 7,600 shares were purchased in the first quarter of 1996. No shares were repurchased in the second quarter of 1996, however, share repurchases are expected to continue in the third quarter.

     In February 1994, the Company purchased 11,700 common shares of Public Storage, Inc., a publicly traded real estate investment trust and an affiliate of the Company, for $173,000. The market value of these securities at June 30, 1996 was $241,000. The Company recognized $3,000 and $6,000 in dividends for the three and six months ended June 30, 1996, respectively.

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


Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $1,600,000 and $1,430,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $880,000 and $744,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         A)  EXHIBITS:  The following exhibit is included herein:

             (27) Financial Data Schedule


         B)  REPORTS ON FORM 8-K

             None


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: August 13, 1996

                                       PARTNERS PREFERRED YIELD III, INC.



                                       BY:    /s/ Ronald L. Havner, Jr.
                                              --------------------------
                                              Ronald L. Havner, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer